Form 10-K
period 2003-12-31
CSFB MORTGAGE-BACKED PASS-THROUGH CERT SERIES 2003-AR28
filed 2004-03-30
CIK 1271506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934  for the  fiscal year ended December 31, 2003

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-107055-12

               CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3320910
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

11 Madison Ave.
New York, New York                                             10010
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)325-2000


         CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
    CSFB MORTGAGE-BACKED PASS-THROUGH CERTIFICATES, SERIES 2003-AR28
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

Documents incorporated by reference:  None

CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
CSFB MORTGAGE-BACKED PASS-THROUGH CERTIFICATES, SERIES 2003-AR28
----------------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer, the Servicers, the Trust Administrator or the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 24.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9a. Controls and Procedures

         Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

        No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Independent Accountants' Servicing Report, filed as Exhibit 99.1 hereto.

   Annual Servicer's  Statement of  Compliance,  filed as Exhibit 99.2, hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2003.

     Current Report on Form 8-K, dated December 26, 2003, was filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were Item 5 and Item 7.

(c)   Exhibits to this report are listed in Item (15)(a)(3) above.

(d) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credit Suisse First Boston Mortgage Securities Corp.
CSFB Mortgage-Backed Pass-Through Certificates, Series 2003-AR28

           /s/ Andrew Kimura
          -----------------------------
Name:      Andrew Kimura

Title:     President

Company:   Credit Suisse First Boston Mortgage Securities Corp.

Date:      March 29, 2004

Sarbanes-Oxley Certification

I, Andrew Kimura, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corp., CSFB Mortgage-Backed Pass-Through Certificates, Series 2003-AR26

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, or similar agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing or similar agreement that is included in these reports.

In giving the  certifications  above,  I have  reasonably  relied on information
provided  to me by  the  following  unaffiliated  parties:   the  Trustee,  each
Servicer and the Master Servicer.

Date:             March 29, 2004

Signature:        /s/ Andrew Kimura

Company:          Credit Suisse First Boston Mortgage Securities Corp.

Title:            President
                                      -5-

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                      -6-




                                 EXHIBIT INDEX

Exhibit     Description

99.1    Annual Independent Accountant's Servicing Report

        a) Chase Manhattan Mortgage Corporation, as Master Servicer
        b) Washington Mutual Mortgage Securities Corp., as Servicer
        c) GreenPoint Mortgage Funding, Inc., as Servicer
        d) Fairbanks Capital Corporation,  as Servicer
        e) Ocwen Federal Bank, FSB, as Servicer

99.2    Annual Statement of Compliance

        a) Chase Manhattan Mortgage Corporation, as Master Servicer
        b) Washington Mutual Mortgage Securities Corp., as Servicer
        c) GreenPoint Mortgage Funding, Inc., as Servicer
        d) Fairbanks Capital Corporation,  as Servicer
        e) Ocwen Federal Bank, FSB, as Servicer

                                  EXHIBIT 99.1
                     Annual Independent Accountant's Report


Chase Manhattan Mortgage Corporation, as Master Servicer
--------------------------------------------------------
PricewaterhouseCoopers, LLP
1177 Avenue of the Americas
New York, NY  10026
Telephone:  (646)  471-4000
Facsimile:  (646)  471-4100


                       REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Chase Manhattan Mortgage Corporation


     We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003. The Company has interpreted USAP and determined that USAP minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 are applicable to master servicers and are included in the accompanying management assertion (see Exhibit I). The Company has interpreted USAP and determined that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 are not applicable to master servicers. In cases where the Company does not service the loans underlying the master servicing, our procedures were limited to testing management policy, of obtaining and reviewing USAP reports from the subservicers' independent auditors on an annual basis, and obtaining an reading the most recently available USAP reports from the subservicers' independent auditors. In this regards, we obtained USAP reports for the year ended December 31, 2003 on 16% of the subservicers. These subservicrs serviced loans comprising 75% of the unpaid principal balance of the Company's Master Servicing portfolio as of December 31, 2003.

     Our opinion as expressed herein, as it relates to USAP minimum servicing standards for which subservicers are responsible for compliance, is based solely upon the reports of the subservicers' independent auditors. Management is responsible for the Company's compliance with the remaining minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestion standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other such procedures as we considered necessary in the circumstances. We believe that our examination and the reports of the other auditors provide a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, based on our examination and the reports of the subservicer's independent auditors, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


By:  /s/ PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


March 15,  2004

                                                                       EXHIBIT I

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219-6009


             MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE WITH USAP
                          MINIMUM SERVICING STANDARDS

March 15, 2004

     As of and for the year ended December 31, 2003, Chase Manhattan Mortgage Corporation (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") that we have determined are applicable to master servicers. We have interpreted USAP and determined that minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as set forth in USAP are applicable to master servicers. We have also interpreted that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 as set forth in USAP are not applicable to master servicers; for thse minimum servicing standards the Company relies on the performance of its subservicers. The assertion relates specifically to the Company's Master Servicing Portfolio.

     It is the policy of the Company to obtain USAP reports from the independent auditors of its subservicers on an annual basis. Not all of those USAP reports for the year ended December 31, 2003 will be available as of the date of this report. As of March 15, 2004, the Company has obtained USAP reports for 16% of its subservicers. These subservicers serviced loans comprising 75% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2003. Any items of non-compliance noted in the USAP received from the subservicers as of the date of this report, have been included in Exhibit II hereto.

     As of and for this same period, the Company had in effect fidelity bond and errors and ommissions policy in the amounts of $250,000,000 and $25,000,000, respectively.


By:  /s/ Bonnie Collins
-----------------------------
Bonnie Collins
Senior Vice President
Chase Manhattan Mortgage Corporation

By: /s/  Diane Bentz
-----------------------------
Diane Bentz
Senior Vice President
Chase Manhattan Mortgage Corporation

                                                                Exhibit II

                      Chase Manhattan Mortgage Corporation
                      Subservicers' USAP Report Exceptions
                               December 31, 2003


     It is the policy of Chase Manhattan Mortgage Corporation (the "Company") to obtain Uniform Single Attestation Program for Mortgage Bankers ("USAP") reports from the independent auditors of its subservicers. As of March 15, 2004, the Company has obtained USAP reports for 16% of its subservicers. These subservicers serviced loans comprising 75% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2003. The Company noted that a number of the USAP reports contained items of noncompliance. The following summarizes the items from these reports.

Servicer                                        Exception

Ocwen Federal Bank FSB     .  Interest on escrow accounts in certain states
                              was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2003.

                           . Certain reconciling items which arose during the year ended December 31, 2003 were not specifically identified and/or were not cleared within 90 days of their original identification.

Washington Mutual Mortgage Securities Corp., as Servicer
-----------------------------------------------------------

Deloitte & Touche LLP
Suite 3300
925 Fourth Avenue
Seattle, WA 98104-1126
USA
Tel: +1 206 716 7000
Fax: +1 206 965 7000
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Washington Mutual, Inc. and Subsidiaries

     We have examined management's assertion that Washington Mutual, Inc. and subsidiaries (the "Company") has complied as of and for the year ended December 31, 2003, with its established minimum servicing standards for single family residential mortgaged identified in the accompanying Management's Assertion, dated February 16, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standands.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects, based on the criteria set forth in Appendix I.



By:  /s/ Deloitte & Touche LLP
---------------------------

February 16, 2004


                                                        WASHINGTON MUTUAL


MANAGEMENT'S ASSERTION

     As of and for the year ended December 31, 2003, Washington Mutual Inc. and Subsidiaries (the Company) has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the Standard). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.



By:  /s/ Deanna Oppenheimer
-----------------------------
Deanna Oppenheimer
President
Consumer Group


By:  /s/ Dyan Beito
-----------------------------
Dyan Beito
Executive Vice President
Home Loans Service Delivery-Consumer Group


By:  /s/ Anthony T. Meola
-----------------------------
Anthony T. Meola
Executive Vice President
Home Loans Production-Consumer Group


February 16, 2004

                                                        WASHINGTON MUTUAL

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;

      .  be prepared within forty-five (45) calendar days after the cutoff date;

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

GreenPoint Mortgage Funding, Inc.
---------------------------------

PricewaterhouseCoopers, LLP
350 S. Grand Avenue
Los Angeles, CA  90071
Telephone:  (213) 236 3000


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of GreenPoint Financial Corporation:

     We have examined management's assertion about GreenPoint Financial Corporation and its subsidiaries, including GreenPoint Mortgage Funding, Inc.(the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC

March 25, 2004


EXHIBIT I



                        Management's Asserton Regarding Compliance
                           With Minimum Servicing Standards

     As of and for the year ended December 31, 2003, GreenPoint Mortgage Funding, inc. (the "Company"), a wholly-owned subsidiary of GreenPoint Bank, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

     As of and for this same period, GreenPoint Bank maintained on behalf of the Company,error and omissions and employee fidelity bond insurance policies policy in the amount of $20,000,000 and $50,000,000, respectively.

March 25, 2004


By: /s/ Becky Poisson
-----------------------
Becky Poisson
Executive Vice President of
Operations and Technology



By: /s/ Nathan Hieter
-----------------------
Nathan Hieter
Controller



By: /s/ David Petrini
-----------------------
David Petrini
Chief Financial Officer



By: /s/ S. A. Ibrahim
-----------------------
S. A. Ibrahim
Chief Executive Officer

Fairbanks Capital Corp., as Servicer
----------------------------------------


Ernst  & Young LLP
725 South Figueroa Street
Los Angeles, CA  90017
Telephone:  (213) 977-4200
www.ey.com


                       Report on Management's Assertion on
          Compliance with Minimum Servicing Standards Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

Board of Directors
Fairbanks Capital Corp.

     We have examined management's assertion, included in the accompanying report titled Report of Management, that Fairbanks Capital Corp., a wholly owned subsidiary of Fairbanks Capital Holding Corp., ("Fairbanks") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2003. Management is responsible for the Fairbanks' compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Fairbanks' compliance based on our examination.

     Our examination was conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Fairbanks' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Fairbanks' compliance with specified requirements.

     In our opinion, management's assertion, that Fairbanks complied with the aforementioned requirements for the year ended December 31, 2003, is fairly stated, in all material respects.

     This report is inended solely for the information and use of the Board of Directors, Audit Committee, management, Fannie Mae, Freddie Mac, Ginnie Mae and other investors in serviced assets and is not intended to be and should not be used by anyone other than these specified parties.

By:  /s/ Ernst & Young LLP
--------------------------

January 19, 2004


FAIRBANKS CAPITAL CORP.
815 South West Temple
Salt Lake City, Utah  84115-4412
P.O. Box 65250
Salt Lake City, Utah  84165-0250
telephone (801) 293-1883
fax (801) 293-1297


                      Management's Assertion on Compliance
                 with the Minimum Servicing Standards set forth
         in the Uniform Single Attestation Program for Mortgage Bankers

                              Report of Management

     We, as members of management of Fairbanks Capital Corp. ("Fairbanks), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Fairbanks' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Fairbanks complied, in all material respects, with the minimum servicing standards set forth in the USAP.

     As of December 31, 2003 and for the year then ended, Fairbanks had in effect a fidelity bond in the amount of $55,000,000 and an errors and omissions policy in the amount of $20,000,000.

/s/  James H. Ozanne
--------------------------
James H. Ozanne
Chief Executive Officer

/s/ Matthew L. Hollingsworth
---------------------------
Matthew L. Hollingsworth
Chief Operating Officer

/s/ Barbara K. Wing
---------------------------
Barbara K. Wing
Senior Vice President and Controller

January 19, 2004

Ocwen Federal Bank FSB, as Servicer
---------------------------------------

PricewaterhouseCoopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401


INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors
Ocwen Federal Bank FSB

     We have examined management's assertion, included in the accompanying Management Assertion of Conpliance with USAP, that, except for the noncompliance related reconciliations described in the third paragraph and the noncompliance related to interest on escrows described in the fifth paragraph, Ocwen Federal Bank FSB (the "Bank")complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

     Our examination disclosed noncompliance with minimum servicing standars related to account reconciliations and interest on escrows applicable to the Bank during the year ended December 31, 2003. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

     In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC

March 12, 2004


MANAGEMENT ASSERTON ON COMPLIANCE WITH USAP

March 12, 2004

As of and for the year ended December 31, 2003, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Assocation of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items.These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

Certain reconciling items which arose during the year ended December 31, 2003 were not specifically identified and/or were not cleared with 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Company, and the Company believes these items will not have a material impact on the status of any custodial accounts.

Standard: Interest on escrow accounts shall be paid or credited, to mortgagors in accordance with the applicable state laws.

Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2003. The Bank has corrected the affected accounts by paying or crediting the appropriate interest on escrow. The bank is currently implementing an enhancement to its REALServicingTM servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the pay of crediting os cuch interest is in accordance with applicable state laws.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $5,000,000.



By: /s/ Ronald M. Faris
------------------------
Ronald M. Faris
President


By: /s/ Scott W. Andreson
-------------------------
Scott W. Andreson
Senior Vice President of Residential Assets


By: /s/ Brian J. LaForest
--------------------------
Brian J. LaForest
Director of Investor Reporting


Ocwen Federal Bank FSB
1675 Palm Beach Lakes Boulevard
West Palm Beach, FL  33401
P.O. Box 24737
West Palm Beach, FL  33416-4737

                                  EXHIBIT 99.2
                         Annual Statement of Compliance


 Chase Manhattan Mortgage Corporation, as Master Servicer
------------------------------------------------------------
                           OFFICER'S CERTIFICATION


Pursuant to Article III of the Pooling and Servicing Agreement, the undersigned Officers of Chase Manhattan Mortgage Corporation certifies to the following:

1. A review of the activities of Chase Manhattan Mortgage Corporation, as Master Servicer during the preceding calendar year and of its performance under the Master Servicing Agreement has been made under such officer's supervision.

2. To the best of such Officer's knowledge, based on such review, Chase Manhattan Mortgage Corporation has fulfilled all its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof and the action being taking by Chase Manhattan Mortgage Corporation to cure such default.

CHASE MANHATTAN MORTGAGE CORP.


Certified By:   /s/  Diane Bentz                Date:  March 15, 2004
                ----------------------                 ---------------
                Diane Bentz
                Senior Vice President

                /s/  Michele L. Paul            Date:  March 15, 2004
                ----------------------                 ---------------
                Michele L. Paul
                Vice President

                                EXHIBIT A

Transaction                     Pooling and Servicing Agreement dated as of
-----------                     -------------------------------------------

CSFB 2003-AR1                   January 1, 2003
CSFB 2003-AR2                   January 1, 2003
CSFB 2003-AR5                   February 1, 2003
CSFB 2003-8                     March 1, 2003
CSFB 2003-AR9                   March 1, 2003
CSFB 2003-10                    April 1, 2003
CSFB 2003-11                    May 1, 2003
CSFB 2003-AR12                  April 1, 2003
CSFB 2003-AR15                  May 1, 2003
CSFB 2003-17                    June 1, 2003
CSFB 2003-AR18                  July 1, 2003
CSFB 2003-AR20                  July 1, 2003
CSFB 2003-AR22                  August 1, 2003
CSFB 2003-AR24                  September 1, 2003
CSFB 2003-AR26                  October 1, 2003
CSFB 2003-AR28                  November 1, 2003

                     CSFB MORTGAGE PASS-THROUGH CERTIFICATES
                                   SERIES 2003-AR28

                              OFFICER'S CERTIFICATE


     I, Michael L. Parker, a duly elected and acting officer of Washington Mutual Mortgage Securities Corp. (the "Servicer"), certify to Bank One, National Association (the "Trustee"), Chase Manhattan Mortgage Corporation (the "Master Servicer") and Credit Suisse First Boston Mortgage Securities Corp. (the "Depositor") and each Person, if any, who "controls" the Depositor within the meaning of the Securities Act of 1933, as amended, and their respective officers and directors, with respect to the calendar year immediately preceding the date of this certificate (the "Relevant Year"), as follows:

     1. For purposes of this certificate, "Relavant Information" means the information in the certificate (the "Annual Compliance Certificate") provided pursuant to Section 3.16 of the Pooling and Servicing Agreement dated as of November 1, 2003 (the "Pooling and Servicing Agreement") by and among the Depositor, as depositor, the Servicer, as master servicer, and Bank One, National Association, as trustee, and in the accountant's statement (the "Accountant's Statement") provided pursuant to Section 3.17 of the Pooling and Servicing Agreement, for the Relevant Year, and the information in all servicing reports provided by the Servicer pursuant to Section 4.04 of the Pooling and Servicing Agreement during the Relevant Year. Based on my knowledge, the Relevant Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein which is necessary to make the statements therein, in light of the circumstances under which such statements were made, not misleading as of the last day of the Relevant Year.

     2. The Relevant Information has been provided to those Persons entitled to receive it.

     3. I am responsible for reviewing the activities performed by the Servicer under the Pooling and Servicing Agreement during the Relevant Year. Based upon review required by the Pooling and Servicing Agreement and except as disclosed in the Annual Compliance Certificate or the Accountants' Statement, to the best of my knowledge, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement throughout the Relavant Year.

DATED: March 15, 2004


                                        By:  /s/ Michael L. Parker
                                        --------------------------
                                        Name:   Michael L. Parker
                                        Title:  President and COO

GreenPoint Mortgage Funding, Inc.
---------------------------------


                                GREENPOINT
                           OFFICER'S CERTIFICATION
                                _______________


     Pursuant to Article III of the Pooling and Servicing Agreement, the undersigned Officer of GREENPOINT certifies to the following:

     1. A review of the activities of such Servicer during the preceding calendar year and of the performance of such Servicer under this Agreement has been made under such officer's supervision, and

     2. To the best of such officer's knowledge, based on such review, such Servicer has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligaton, specifying each such default known to such officer and the nature and status therof and the action being taken by such Servicer to cure such default.

GREENPOINT

Certified By:  /s/ Zenobia Edgerton              Dated:  March 17, 2004
               --------------------
                Zenobia Edgerton
                Assistant Vice President

Fairbanks Capital Corp., as Servicer
-------------------------------------


Fairbanks Capital Corp.

3815 South West Temple
Salt Lake City, Utah  84115-4412
P.O. Box 65250
Salt Lake City, Utah  84165-0250
telephone (801) 293-1883
fax (801) 293-1297



Agreement:      See Schedule of Agreements

Dated:          See Attached Schedule

                ANNUAL STATEMENT AS TO COMPLIANCE

In accordance with applicable section in each of the Pooling and Servicing Agreements specified:

i. a review of the activities of the Servicer during the year ended December 31, 2003 and of performance under this Agreement has been made under such officers' supervision; and

ii. to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement throughout such year.

February 6, 2004

                                        /s/ Matt Hollingsworth
                                        ----------------------------
                                        Matt Hollingsworth
                                        Chief Operating Officer
                                        Fairbanks Capital Corp.

Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Chase Manhattan Mortgage Corporation, Master Servicer, Greenpoint Mortgage Funding Inc., Seller and Servicer, Olympus Servicing, L.P., Servicer and Special Servicer, Bank One, National Association, Trustee and JPMorgan Chase Bank, Trust Administrator - Pooling and Servicing Agreement - Mortgage Backed Pass-through Certificates Series 2002-AR8
03/01/2003

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Chase Manhattan Mortgage Corporation, Master Servicer, Washington Mutual Mortgage Securities Corp., Seller and Servicer, Fairbanks Capital Corp., Servicer and Special Servicer, Bank One, National Association, Trustee and JPMorgan Chase Bank, Trust Administrator - Pooling and Servicing Agreement - Mortgage Backed Pass-through Certificates Series 2003-17
06/01/2003

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Chase Manhattan Mortgage Corporation, Master Servicer, Washington Mutual Mortgage Securities Corp., Seller and Servicer, Fairbanks Capital Corp., Servicer and Special Servicer, Bank One, National Association, Trustee and JPMorgan Chase Bank, Trust Administrator - Pooling and Servicing Agreement - Mortgage Backed Pass-through Certificates Series 2003-AR20 07/01/2003

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Chase Manhattan Mortgage Corporation, Master Servicer, Washington Mutual Mortgage Securities Corp., Seller and Servicer, Fairbanks Capital Corp., Servicer and Special Servicer, Bank One, National Association, Trustee and JPMorgan Chase Bank, Trust Administrator - Pooling and Servicing Agreement - Mortgage Backed Pass-through Certificates Series 2003-AR22 08/01/2003

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Chase Manhattan Mortgage Corporation, Master Servicer, Washington Mutual Mortgage Securities Corp., Seller and Servicer, Wells Fargo Home Mortgage Inc., GreenPoint Mortgage Funding Inc., Servicers, Fairbanks Capital Corp., Servicer and Special Servicer, Bank One, National Association, Trustee and JPMorgan Chase Bank, Trust Administrator - Pooling and Servicing Agreement - Mortgage Backed Pass-through Certificates Series 2003-AR24 09/01/2003

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Chase Manhattan Mortgage Corporation, Master Servicer, Washington Mutual Mortgage Securities Corp., Seller and Servicer, Fairbanks Capital Corp., Servicer and Special Servicer, U.S. Bank, National Association, Trustee and JPMorgan Chase Bank, Trust Administrator - Pooling and Servicing Agreement - Mortgage Backed Pass-through Certificates Series 2003-AR26 10/01/2003

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Chase Manhattan Mortgage Corporation, Master Servicer, Washington Mutual Mortgage Securities Corp., Seller and Servicer, GreenPoint Mortgage Funding Inc., Servicer, Fairbanks Capital Corp., Servicer and Special Servicer, U.S. Bank, National Association, Trustee and JPMorgan Chase Bank, Trust Administrator - Pooling and Servicing Agreement - Mortgage Backed Pass-through Certificates Series 2003-AR28
11/01/2003

Ocwen Federal Bank FSB, as Servicer
---------------------------------------

Ocwen Federal Bank FSB
1675 Palm Beach Lakes Boulevard
West Palm Beach, FL  33401
P.O. Box 24737
West Palm Beach, FL  33416-4737





                      OCWEN FEDERAL BANK FSB
          Compliance Certification Year ended December 31, 2003
           CSFB Mtg-Backed PT Certificates, Series 2003-AR28


     The undersigned Officer of Ocwen Federal Bank FSB, (the "Serivcer") confirms that (i) a review of the activities of the Servicer during the calendar year ending on December 31, 2003 and of the performance of the Servicer under the Pooling and Servicing Agreement for Mortgage-Backed Pass-Through Certificates Series 2003-AR28 dated November 1, 2003 (the "Servicing Agreement") has been made under his supervision. Except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officers knowledge, bason such review, the Servicer has fulfilled all of its obligation as set forth in the Servicing Agreement.



By:  /s/ Scott W. Anderson                      Dated:  March 12, 2004
----------------------------------------
Scott W. Anderson, Senior Vice President